Form 10-Q
period 2018-06-30
Twelve Seas Investment Co
filed 2018-08-01
CIK 1726146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-38540

TWELVE SEAS INVESTMENT COMPANY

(Exact name of registrant as specified in its charter)

Cayman Islands	82-3667722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25/28 Old Burlington Street Mayfair, London, W1S 3AN	-
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 203 096 2150

Not applicable

(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of August 1, 2018, 26,779,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

TWELVE SEAS INVESTMENT COMPANY

TWELVE SEAS INVESTMENT COMPANY

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash	$464,150	$1,500
Prepaid assets	35,000	-
Deferred offering costs	-	173,437
Total Current Assets	499,150	174,937

Cash and securities held in Trust Account	207,042,412	-
Total assets	$207,541,562	$174,937

Liabilities and Shareholders’ Equity
Accounts payable and accrued expense	$58,753	$131,950
Due to related parties	4,222	-
Due to Sponsor	-	46,500
Total current liabilities	62,975	178,450

Commitments
Ordinary shares subject to possible redemption, 20,247,858 and 0 shares at redemption value at June 30, 2018 and December 31, 2017, respectively	202,478,580	-

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 6,531,142 shares (excluding 20,247,858 shares subject to possible redemption) and 4,312,500 shares issued outstanding at June 30, 2018 and December 31, 2017, respectively	653	431
Additional paid-in capital	4,992,643	24,569
Accumulated earnings (deficit)	6,711	(28,513)
Total shareholders’ equity (deficit)	5,000,007	(3,513)

Total Liabilities and Shareholders’ Equity (Deficit)	$207,541,562	$174,937

The accompanying notes are an integral part of these condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2018

Formation and operating costs	$6,424	$7,198
Loss from operations	6,424	7,198

Other income
Interest income	42,422	42,422
Total other income	42,422	42,422

Net income	$35,998	$35,224

Weighted average shares outstanding, basic and diluted	6,472,385	5,491,641

Basic and diluted net income per ordinary share	$0.01	$0.01

The accompanying notes are an integral part of these condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated	Total
	Ordinary		Paid-in	Earnings	Shareholders’
	Shares	Par Value	Capital	(Deficit)	Equity (Deficit)

Balance as of December 31, 2017	4,312,500	$431	$24,569	$(28,513)	$(3,513)

Return of Insider Shares in connection with the downsized offering on June 1, 2018	(1,437,500)	(144)	144	-	-

Effectuation of a 1.5-for-1 stock dividend in connection with the upsized offering on June 8, 2018	1,437,500	144	(144)	-	-

Effectuation of a 1.2-for-1 stock dividend in connection with the upsized offering on June 19, 2018	862,500	86	(86)	-	-

Sale of 18,000,000 Units on June 22, 2018 through public offering	18,000,000	1,800	179,998,200	-	180,000,000

Sale of 475,000 Private Placement Units on June 22, 2018	475,000	48	4,749,952	-	4,750,000

Issuance of Representative Shares on June 22, 2018	375,000	38	3,749,962		3,750,000

Sale of Over-Allotment units to underwriters on June 28, 2018	2,700,000	270	26,999,730	-	27,000,000

Sale of Private Placement Units on June 28, 2018	54,000	5	539,995	-	540,000

Underwriters’ discount	-	-	(4,140,000)	-	(4,140,000)

Other offering expenses	-	-	(4,453,124)	-	(4,453,124)

Reclassification of ordinary shares subject to possible conversion	(20,247,858)	(2,025)	(202,476,555)	-	(202,478,580)

Net income	-	-	-	35,224	35,224

Balance as of June 30, 2018	6,531,142	$653	$4,992,643	$6,711	$5,000,007

The accompanying notes are an integral part of these condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the
Six Months
Ended
June 30,
2018
Cash Flows from Operating Activities:
Net income	$35,224
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(42,422)
Changes in current assets and current liabilities:
Prepaid assets	(35,000)
Accounts payable and accrued expense	(20,619)
Due to related parties	3,000
Net cash used in operating activities	(59,817)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(206,999,990)
Net cash used in investing activities	(206,999,990)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ fees	203,400,000
Proceeds from private placement	4,750,000
Proceeds from Sponsor loan	253,500
Repayment of Sponsor loan	(300,000)
Payments of offering costs	(581,043)
Net cash provided by financing activities	207,522,457

Net Change in Cash	462,650
Cash - Beginning	1,500
Cash - Ending	$464,150

Supplemental Disclosure of Non-cash Financing Activities:
Increase in accrued expenses for offering costs charged to additional paid in capital	$55,859
Increase in due to related parties for offering costs charged to additional paid in capital	$1,222

The accompanying notes are an integral part of these condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Note 1 — Organization and Business Operations

Organization and General

Twelve Seas Investment Company (the “Company”) is a newly incorporated blank check company incorporated on November 30, 2017, under the laws of the Cayman Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location.

As of June 30, 2018, the Company had not yet commenced any operations. All activity through June 30, 2018 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

Financing

The registration statements for the Company’s initial public offering (“Initial Public Offering”) were declared effective on June 19, 2018. On June 22, 2018, the Company consummated the Initial Public Offering of 18,000,000 units (“Units” or “Public Units” and, with respect to the ordinary shares included in the Public Units being offered, the “Public Shares”), generating gross proceeds of $180,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 475,000 units (the “Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor (the “Sponsor”), generating gross proceeds of $4,750,000, which is described in Note 4.

Contained in the underwriting agreement for the Public Offering is an overallotment option allowing the underwriters to purchase from the Company up to an additional 2,700,000 Public Units and the sale to the Sponsor of an additional 54,000 Private Units at $10.00 per Unit (as described in Note 3 – Initial Public Offering and Note 4 - Private Placement). The Company received a commitment from the Sponsor to purchase additional Private Units in order to maintain the amount of cash in the Trust equal to $10.00 per Public Share (as described in Note 4 - Private Placement).

On June 28, 2018, the underwriters exercised the option in full and purchased 2,700,000 Public Units, which were sold at $10.00 per Unit, generating gross proceeds of $27,000,000. Simultaneously with the sale of the over-allotment Public Units, the Company consummated the private placement of an additional 54,000 Private Units at a price of $10.00 per Unit, generating total additional gross proceeds of $540,000.

Trust Account

Following the closing of the Initial Public Offering on June 22, 2018, an amount of $180,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”).  Following the closing of underwriters’ exercise of over-allotment option on June 28, 2018, an additional $27,000,000 of net proceeds ($10.00 per Unit) was placed in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $207,000,000.

The funds in the Trust Account can be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below, except that interest earned on the Trust Account can be released to pay the Company’s income or other tax obligations.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their shares included in the Public Units sold in the Initial Public Offering (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (defined in Note 5- Related Party Transactions) have agreed to vote their initial shares and private shares, as well as any public shares acquired in or after this offering, in favor of any proposed business combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will have 18 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, it will trigger the automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. The amount in the Trust Account (less the aggregate nominal par value of the shares of the Company’s public shareholders) under the Companies Law will be treated as share premium which is distributable under the Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, the Company is able to pay the debts as they fall due in the ordinary course of business. If the Company is forced to liquidate the Trust Account, the public shareholders would be distributed the amount in the Trust Account calculated as of the date that is two days prior to the distribution date (including any accrued interest).

The Initial Shareholders have agreed to (i) waive their conversion rights with respect to their initial shares and Public Shares in connection with the consummation of a Business Combination, (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their initial shares and private placement shares if the Company fails to consummate a Business Combination within the Combination Period and (iii) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their shares in conjunction with any such amendment.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Liquidation

The holders of the initial shares will not participate in any liquidation distribution with respect to such securities. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per Unit in the Initial Public Offering. In order to protect the amounts held in the Trust Account, Dimitri Elkin, the Company’s Chief Executive Officer, has contractually agreed, pursuant to a written agreement to the Company, that if the Company liquidates the Trust Account prior to the consummation of a Business Combination, he will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then Dimitri Elkin will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that Dimitri Elkin will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

The Company will pay the costs of liquidating the trust account from the remaining assets outside of the trust account. If such funds are insufficient, Bryant Edwards, the Company’s COO, has contractually agreed to advance the Company the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $20,000) and has contractually agreed not to seek repayment for such expenses.

Liquidity

As of June 30, 2018, the Company had cash outside the Trust Account of $464,150 available for working capital needs. All remaining cash and securities were held in the Trust Account and is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2018, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through June 30, 2018, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares, advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the IPO (as described in Note 5) and the remaining net proceeds from the IPO and Private Placement (as described in Note 3 and 4).

The Company anticipates that the $464,150 outside of the Trust account as of June 30, 2018, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the Initial Shareholders, the Company’s officers and directors, or their respective affiliates (which is described in note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. Accordingly, offering costs totaling $8,593,124 have been charged to shareholders’ equity (consisting of $4,140,000 in underwriters’ fees, plus $703,124 of other cash expenses, and a non-cash charge of $3,750,000 to record the fair value of the representative shares (as described in Note 7 - Commitments & Contingencies)).

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2018 and December 31, 2017.

Investment Held in Trust Account

Investment consists of United States Money Market and United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities' fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the condensed statements of operations. Interest income is recognized when earned.

Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of June 30, 2018 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$678	$678	$-	$-
U.S. Treasury Securities held in Trust Account	207,041,734	-	207,041,734	-
	$207,042,412	$678	$207,041,734	$-

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Warrants and Rights

Since the Company is not required to net cash settle the Warrants and Rights (as defined in Note 3 – Initial Public Offering) and the Warrants and Rights are exercisable or convertible upon the consummation of an initial Business Combination, the management determined that the Warrants and Rights will be classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale will be allocated to Public Shares, Warrants, and Rights based on the relative fair value of the securities in accordance with 470-20-30. The value of the Public Shares, Warrants, and Rights will be based on the closing price paid by investors.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares issued and outstanding for the periods. In accordance with SAB Topic 4.D and ASC 260-10-55-12, weighted average shares were retrospectively stated for the 1,437,500 ordinary shares cancelled on June 1, 2018, effectuation of a 1.5-for-1 stock dividend on June 8, 2018, and effectuation of a 1.2-for-1 stock dividend on June 19, 2018 (see Note 5). In accordance with ASC 260-10-45-13, weighted average shares were reduced for the effect of up to an aggregate of 50,000 ordinary shares that are subject to forfeiture by the underwriter on a pro rata basis with the initial shareholders in the event that the initial shareholders are required to forfeit or transfer any Insider Shares to third parties for no consideration or otherwise restructure the terms of such shares in connection with the initial Business Combination (see Note 7), and an aggregate of up to 675,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part was included in the computation of the number of weighted average shares as of the date when they are no longer subject to forfeiture (See Note 5). At June 30, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary shares for the periods.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

 Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on November 30, 2017, the evaluation was performed for upcoming 2018 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

The provision for income taxes was deemed to be immaterial for the period from formation through June 30, 2018.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on June 22, 2018, the Company sold 18,000,000 Units at a purchase price of $10.00 per Unit. On June 28, 2018, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 2,700,000 Public Units at $10.00 per Unit. Each Unit consists of one ordinary share, one redeemable warrant (“Public Warrant”), and one right (“Public Right”). Each redeemable warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 (see Note 8). Each holder of a right will automatically receive one-tenth (1/10) of an ordinary share upon consummation of a Business Combination (see Note 8).

Note 4 — Private Placements

Simultaneously with the Initial Public Offering, the Company’s Sponsor purchased an aggregate of 475,000 Private Units at $10.00 per Unit (for a total purchase price of $4,750,000). On June 28, 2018, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 54,000 Private Units at $10.00 per Unit (for a total purchase price of $540,000).

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

The Private Units are identical to the units sold in the Initial Public Offering except the Private Warrants (as defined in Note 8) will be non-redeemable and may be exercised on a cashless basis. The purchasers of the Private Units have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares) until the completion of the Business Combination.

If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Note 5 — Related Party Transactions

Insider Shares

On December 11, 2017, the Company issued 4,312,500 shares (“Insider Shares”) of ordinary shares to the shareholders (“Initial Shareholders”) for an aggregate amount of $25,000. On June 1, 2018, the Initial Shareholders returned 1,437,500 ordinary shares to the Company for cancellation in connection with the reduced size of the offering in order to maintain the 20% ownership after the Initial Public Offering. On June 8, 2018, the Company effectuated a 1.5-for-1 dividend of its ordinary shares in connection with the upsized Initial Public Offering, resulting in 4,312,500 Insider Shares outstanding and held by the Initial Shareholders. On June 19, 2018, the Company effectuated a 1.2-for-1 dividend of its ordinary shares resulting in an aggregate of 5,175,000 Insider Shares outstanding and held by the Initial Shareholders. The 5,175,000 Insider Shares include an aggregate of up to 675,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Shareholders will own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and the issuance of 375,000 Representative Shares (see Note 7), and assuming the Initial Shareholders do not purchase units in the Initial Public Offering). The Initial Shareholders will maintain 20% of the Company’s issued and outstanding shares after the Initial Public Offering and the exercise of the over-allotment. None of the transactions mentioned above materially impacts the market value of the shares presented in the Company’s historical financial statements, nor do they impact the market value of $10.00 per Unit regardless of the number of shares outstanding.   Therefore, according to accounting literature ASC 505-20-25, this transaction is not a stock split in substance, and no retroactive adjustments to the shares outstanding presented in prior periods is required. As a result of the underwriters’ over-allotment option exercised in full on June 28, 2018, 675,000 Insider Shares are no longer subject to forfeiture.

The Initial Shareholders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until (1) with respect to 50% of the Insider Shares, the earlier of one year after the date of the consummation of the Business Combination and the date on which the closing price of the ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Business Combination and (2) with respect to the remaining 50% of the Insider Shares, one year after the date of the consummation of the Business Combination, or earlier, in either case, if, subsequent to the Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Advances

As of June 30, 2018, amount due to related party was $4,222. The amount included unpaid reimbursements for the offering costs paid by the officer on behalf of the Company and accrued administrative service fees to an affiliate of the Sponsor.

For the period from November 30, 2017 through December 31, 2017, a related party, on behalf of the Sponsor, had advanced to the Company an aggregate of $46,500 in regards to the formation costs and costs associated with the Initial Public Offering. On May 22, 2018, the Sponsor advanced to the Company an additional $150,000. On June 1, 2018, two related parties, on behalf of the sponsor, advanced to the Company an aggregate of $60,000. On June 18, 2018, the Sponsor advanced to the Company an additional $43,500. The loans were non-interest bearing, unsecured and due on demand. The Company repaid the Sponsor in full with $300,000 from the proceeds of the Initial Public Offering not being placed in the Trust Account on June 22, 2018.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, Initial Shareholders, the Company’s officers and directors, or their respective affiliates may, but are not obligated to, loan the Company funds from time to time or at any time (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $500,000 of the Working Capital Loans may be converted upon consummation of a Business Combination into Private Units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 ordinary shares issuable upon exercise of rights) and warrants to purchase 50,000 ordinary shares if $500,000 of notes were so converted). If the Company does not complete the Business Combination, the loans would not be repaid.

Administrative Service Fee

The Company has agreed to pay an affiliate of the Sponsor, a monthly fee of an aggregate of $10,000 for general and administrative services (commencing June 20, 2018) including office space, utilities and secretarial support. This arrangement will terminate upon completion of a Business Combination or the distribution of the trust account to the public shareholders. As of June 30, 2018, the Company accrued $3,000 for the administrative service fee for the six months ended June 30, 2018.

Note 6 —Investment Held in Trust Account

As of June 30, 2018, investment in the Company’s Trust Account consisted of $678 in U.S. Money Market and $207,041,734 in U.S. Treasury Securities. The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on June 30, 2018 are as follows:

	Carrying Value as of June 30, 2018	Gross Unrealized Holding Gain	Fair Value as of June 30, 2018
U.S. Money Market	$678	$-	$678
U.S. Treasury Securities	207,041,734	15,803	207,057,536
	$207,042,412	$15,803	$207,058,214

Note 7 — Commitments & Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on June 19, 2018, the holders of the Insider Shares, Private Units (and their underlying securities), Representative Shares (as a defined below) and any Units that may be issued upon conversion of the Working Capital Loans (and their underlying securities) will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,700,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On June 28, 2018, the underwriters exercised its full over-allotment option of 2,700,000 units.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $3,600,000. In relation to the additional 2,700,000 units the underwriters purchased via the over-allotment option, an additional amount of $540,000 was paid to the underwriters.

In addition, the Company issued the underwriter (and/or its designees) 375,000 ordinary shares (the “Representative Shares”) upon the consummation of the Initial Public Offering. The Company accounted for the Representative Shares as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company determined the fair value of Representative Shares is $3,750,000 based upon the offering price of the Units of $10.00 per Unit. The underwriter has agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. In the event that the Initial Shareholders are required to forfeit or transfer any Insider Shares to third parties for no consideration or otherwise restructure the terms of such shares in connection with the initial Business Combination, the underwriter (and/or its designees) has agreed to forfeit up to an aggregate of 50,000 ordinary shares on a pro rata basis with the Initial Shareholders.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the date of the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, Inc. (“EBC”) as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with an Business Combination. The Company will pay EBC a cash fee equal to 3.5% of the gross proceeds raised in the offering for such services upon the consummation of the Business Combination (exclusive of any applicable finders’ fees which might become payable). The Company may allocate up to 1% of the 3.5% fee to other firms who assist in connection with the Business Combination.

Note 8 — Shareholder’s Equity

Preferred Shares - The Company is authorized to issue a total of 2,000,000 preferred shares of a par value of $0.0001 each. At June 30, 2018 and December 31, 2017, there were no shares of preferred shares issued or outstanding.

Ordinary Shares - The Company is authorized to issue a total of 200,000,000 ordinary shares of a par value of $0.0001 each. As of June 30, 2018 and December 31, 2017, the Company has issued an aggregate of 6,531,142 and 4,312,500 ordinary shares, respectively, excluding 20,247,858 and 0 shares of ordinary shares subject to possible redemption.

Warrants - Each Public Warrant is at $11.50 per share and exercisable for one ordinary share. The warrants will become exercisable on the later of the completion of a Business Combination and 12 months from the date of the prospectus. If a registration statement covering the ordinary shares issuable upon exercise of the public warrants is not effective within 90 days following the consummation of the Business Combination, public warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the day prior to the date of exercise.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

The warrants issued in the Private Units (“Private Warrants”) are identical to the Public Warrants sold in this offering except the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

The Company may redeem the outstanding warrants (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,

●	upon a minimum of 30 days’ prior written notice of redemption,

●	if, and only if, the last sales price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption, and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

Rights - Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of an ordinary share upon consummation of the initial Business Combination, even if the holder of a Public Right converted all ordinary shares held by him, her or it in connection with the initial Business Combination or an amendment to the Company’s memorandum and articles of association with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional ordinary shares upon consummation of an initial Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Cayman Islands law. As a result, the holders of the rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the trust account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the trust account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Twelve Seas Investment Company, except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We were formed on November 30, 2017 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic location. We have not selected any target business for our initial business combination.

We presently have no revenue, have net income in current period and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from the Sponsor, our officers and directors to fund our operations.

On June 22, 2018, we consummated our IPO of 18,000,000 Units. Each Unit consists of one Ordinary Share, one redeemable Public Warrant and one Right to receive 1/10 of an Ordinary Share upon the consummation of our initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $180,000,000. The Company granted the underwriters a 45-day option to purchase up to 2,700,000 additional Units to cover over-allotments, if any. On June 22, 2018, simultaneously with the consummation of the IPO, we consummated a private placement with our Sponsor of 475,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $4,750,000. The underwriters exercised the over-allotment option in full on June 28, 2018 and purchased 2,700,000 over-allotment option Units at an offering price of $10.00 per Unit, generating gross proceeds of $27,000,000. On June 28, 2018, simultaneously with the sale of the over-allotment Units, the Company consummated the private sale of an additional 54,000 Private Units to our Sponsor, generating gross proceeds of $540,000.

As of June 30, 2018, a total of $207,042,412 was held in a trust account established for the benefit of the Company’s public shareholders, which included $207,000,000 of the net proceeds from the IPO (including the full exercise of the over-allotment option) and the Private Placements and subsequent interest income.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination.

Results of Operations

Our entire activity from inception up to June 22, 2018 was related to the Company’s formation and the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended June 30, 2018, we had a net income of $35,998 which was comprised of operating costs of $6,424 and interest income of $42,422 from investments in our Trust Account.

For the six months ended June 30, 2018, we had a net income of $35,224 which was comprised of operating costs of $7,198 and interest income of $42,422 from investments in our Trust Account.

Liquidity and Capital Resources

As of June 30, 2018, we had cash outside our trust account of $464,150, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial Business Combination.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares and advances from our sponsor in an aggregate amount of $300,000, which were repaid upon our IPO and not outstanding as of June 30, 2018, and the remaining net proceeds from our IPO and Private Placements.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, and any additional Working Capital Loans from the Initial Shareholders, the Company’s officers and directors, or their respective affiliates (which is described in note 5), to acquire a target business or businesses and to pay our expenses relating thereto, including a cash fee equal to 3.5% of the gross proceeds of the IPO payable to the representative of the underwriters upon consummation of our initial business combination for assisting us in connection with such business combination. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the $464,150 outside of our trust account as of June 30, 2018, will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may request Working Capital Loans (as described in Note 5), issue additional securities, or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations but there is no assurance that we will be able to successfully obtain the aforementioned additional financing.

Off-Balance Sheet Financing Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At June 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our unaudited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All activity through June 30, 2018 relates to our formation and our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at June 30, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on June 20, 2018 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Private Placement Units

Simultaneously with the Initial Public Offering, the Company’s Sponsor purchased an aggregate of 475,000 Private Units (as defined in Note 4) at $10.00 per Unit (for a total purchase price of $4,750,000). On June 28, 2018, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 54,000 Private Units at $10.00 per Unit (for a total purchase price of $540,000). Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor, as purchaser, is an accredited investor for purpose of Rule 501 of Regulation D.

Use of Proceeds from the Public Offering

On June 22, 2018, the Company consummated its Public Offering in which it sold 18,000,000 Units, with each Unit consisting of one ordinary share, one right to receive 1/10 of one ordinary share, and one warrant to purchase one ordinary share at a price of $11.50 per share. The Units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately $180,000,000.

On June 28, 2018, the Company consummated the sale of an additional 2,700,000 Units, with each Unit consisting of one ordinary share, one right to receive 1/10 of one ordinary share, and one warrant to purchase one ordinary share at a price of $11.50 per share, pursuant to the underwriters’ over-allotment exercise. The Units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately $27,000,000.

The securities sold in the Public Offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-225352 and 333-225732). The SEC declared the registration statements effective on June 19, 2018.

In connection with the Public Offering, the Company incurred offering costs of $8,593,124 (consisting of $4,140,000 in underwriters’ fees, plus $703,124 of other cash expenses, and a non-cash charge of $3,750,000 to record the fair value of the representative shares (as described in Note 7 - Commitments & Contingencies)). Other incurred offering costs consisted principally of formation and preparation fees related to the Public Offering. Prior to the closing of the Public Offering, the Sponsor had made $300,000 in loans to the Company. The Company repaid the Sponsor in full with $300,000 from the proceeds of the Initial Public Offering not being placed in the Trust Account on June 22, 2018.

After deducting the underwriting fee, the Public Offering expenses and repayment of the Sponsor Loan, the total net proceeds from our Public Offering and the Private Placement Units was $207,464,150 of which $207,000,000 was placed in the Trust Account.  $464,150 was held outside the Trust Account and has been used to fund the Company’s operating expenses. As of June 30, 2018, cash held outside the Trust Account was $464,150. The net proceeds of the Public Offering and the sale of the Private Units are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

Item 6.	Exhibits

Exhibit Number	Description

1.1	Underwriting Agreement, dated June 19, 2018, by and among the Company and the representatives of the several underwriters (1)
3.1	Amended and Restated Memorandum and Articles of Association, adopted as of June 19, 2018 (1)
4.1	Warrant Agreement, dated June 19, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (1)
4.2	Rights Agreement, dated June 19, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (1)
10.1	Investment Management Trust Agreement, dated June 19, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (1)
10.2	Registration Rights Agreement, dated June 19, 2018, by and among the Company, the Sponsor and the holders party thereto (1).
10.3	Share Escrow Agreement, dated June 19, 2018, by and among the Company, the holders party thereto and Continental Stock Transfer & Trust Company, as escrow agent. (1)
10.4	Amended and Restated Unit Subscription Agreement, dated June 19, 2018, by and between the Company and the Sponsor. (1)
10.5	Letter Agreement, dated June 19, 2018, by and between the Company and the Sponsor. (1)
10.6	Letter Agreement, dated June 19, 2018, by and between the Company and Dimitri Elkin. (1)
10.7	Letter Agreement, dated June 19, 2018, by and among the Company, Gregory A. Stoupnitzky and Suneel G. Kaji. (1)
10.8	Letter Agreement, dated June 19, 2018, by and among the Company, Neil Richardson, Stephen A. Vogel, Bryant B. Edwards and Stephen N. Cannon. (1)
10.9	Administrative Services Agreement, dated June 19, 2018, by and between the Company and Twelve Seas Capital, Inc. (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.

**	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

(1)	Incorporated by reference to our Current Report on Form 8-K filed on June 25, 2018.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWELVE SEAS INVESTMENT COMPANY

Dated: August 1, 2018	/s/ Dimitri Elkin
Name: Dimitri Elkin
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: August 1, 2018	/s/ Stephen N. Cannon
Name: Stephen N. Cannon
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

