Form 10-Q
period 2018-09-30
Twelve Seas Investment Co
filed 2018-11-07
CIK 1726146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-38540

TWELVE SEAS INVESTMENT COMPANY

(Exact name of registrant as specified in its charter)

Cayman Islands	82-3667722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

135 E 57th St. 18th Floor New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 917 208 6200

25/28 Old Burlington Street, Mayfair, London, W1S 3AN

(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2018, 26,779,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

TWELVE SEAS INVESTMENT COMPANY

i

TWELVE SEAS INVESTMENT COMPANY

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash	$333,518	$1,500
Prepaid assets	38,542	-
Deferred offering costs	-	173,437
Total Current Assets	372,060	174,937

Cash and securities held in Trust Account	208,122,623	-
Total assets	$208,494,683	$174,937

Liabilities and Shareholders’ Equity
Accounts payable and accrued expense	$42,176	$131,950
Due to related parties	99,125	-
Due to Sponsor	-	46,500
Total current liabilities	141,301	178,450

Commitments
Ordinary shares subject to possible redemption, 20,335,338 and 0 shares at redemption value at September 30, 2018 and December 31, 2017, respectively	203,353,380	-

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 6,443,662 shares (excluding 20,335,338 shares subject to possible redemption) and 4,312,500 shares issued outstanding at September 30, 2018 and December 31, 2017, respectively	644	431
Additional paid-in capital	4,117,852	24,569
Accumulated earnings (deficit)	881,506	(28,513)
Total shareholders’ equity (deficit)	5,000,002	(3,513)

Total Liabilities and Shareholders’ Equity (Deficit)	$208,494,683	$174,937

The accompanying notes are an integral part of these condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2018

Formation and operating costs	$205,416	$212,614
Loss from operations	205,416	212,614

Other income
Interest income	1,080,211	1,122,633
Total other income	1,080,211	1,122,633

Net income	$874,795	$910,019

Weighted average shares outstanding, basic and diluted	26,729,000	12,648,553

Basic and diluted net income per ordinary share	$0.03	$0.07

The accompanying notes are an integral part of these condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated	Total
	Ordinary		Paid-in	Earnings	Shareholders’
	Shares	Par Value	Capital	(Deficit)	Equity (Deficit)

Balance as of December 31, 2017	4,312,500	$431	$24,569	$(28,513)	$(3,513)

Return of Insider Shares in connection with the downsized offering on June 1, 2018	(1,437,500)	(144)	144	-	-

Effectuation of a 1.5-for-1 stock dividend in connection with the upsized offering on June 8, 2018	1,437,500	144	(144)	-	-

Effectuation of a 1.2-for-1 stock dividend in connection with the upsized offering on June 19, 2018	862,500	86	(86)	-	-

Sale of 18,000,000 Units on June 22, 2018 through public offering	18,000,000	1,800	179,998,200	-	180,000,000

Sale of 475,000 Private Placement Units on June 22, 2018	475,000	48	4,749,952	-	4,750,000

Issuance of Representative Shares on June 22, 2018	375,000	38	3,749,962		3,750,000

Sale of Over-Allotment units to underwriters on June 28, 2018	2,700,000	270	26,999,730	-	27,000,000

Sale of Private Placement Units on June 28, 2018	54,000	5	539,995	-	540,000

Underwriters’ discount	-	-	(4,140,000)	-	(4,140,000)

Other offering expenses	-	-	(4,453,124)	-	(4,453,124)

Reclassification of ordinary shares subject to possible conversion	(20,335,338)	(2,034)	(203,351,346)	-	(203,353,380)

Net income	-	-	-	910,019	910,019

Balance as of September 30, 2018	6,443,662	$644	$4,117,852	$881,506	$5,000,002

The accompanying notes are an integral part of these condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the
Nine Months
Ended
September 30,
2018
Cash Flows from Operating Activities:
Net income	$910,019
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,122,633)
Changes in current assets and current liabilities:
Prepaid assets	(38,542)
Accounts payable and accrued expense	18,663
Due to related parties	97,903
Net cash used in operating activities	(134,590)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(206,999,990)
Net cash used in investing activities	(206,999,990)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ fees	203,400,000
Proceeds from private placement	4,750,000
Proceeds from Sponsor loan	253,500
Repayment of Sponsor loan	(300,000)
Payments of offering costs	(636,902)
Net cash provided by financing activities	207,466,598

Net Change in Cash	332,018
Cash - Beginning	1,500
Cash - Ending	$333,518

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of ordinary shares subject to possible conversion	$203,353,380
Increase in due to related party for offering costs charged to additional paid in capital	$1,222

The accompanying notes are an integral part of these condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Note 1 — Organization and Business Operations

Organization and General

Twelve Seas Investment Company (the “Company”) is a blank check company incorporated on November 30, 2017, under the laws of the Cayman Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business are not limited to a particular industry or geographic location.

As of September 30, 2018, the Company had not yet commenced any operations. All activity through September 30, 2018 relates to the Company’s formation, the Initial Public Offering (as defined below) and the search for prospective targets to effect a Business Combination. The Company has selected December 31 as its fiscal year end.

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

On June 28, 2018, the underwriters exercised the option in full and purchased 2,700,000 Public Units, which were sold at $10.00 per Unit, generating gross proceeds of $27,000,000. Simultaneously with the sale of the over-allotment Public Units, the Company consummated the private placement of an additional 54,000 Private Units, purchased by the Sponsor, at a price of $10.00 per Unit, generating total additional gross proceeds of $540,000.

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

The funds in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below, except that interest earned on the Trust Account can be released to pay the Company’s income or other tax obligations.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such a Business Combination and a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (defined in Note 5- Related Party Transactions) have agreed to vote their initial shares and private shares, as well as any public shares acquired in or after this offering, in favor of any proposed business combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will have until December 22, 2019 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, it will trigger the automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. The amount in the Trust Account (less the aggregate nominal par value of the shares of the Company’s public shareholders) under the Companies Law will be treated as share premium which is distributable under the Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, the Company is able to pay the debts as they fall due in the ordinary course of business. If the Company is forced to liquidate the Trust Account, the public shareholders would be distributed the amount in the Trust Account calculated as of the date that is two days prior to the distribution date (including any accrued interest).

The Initial Shareholders have agreed to (i) waive their conversion rights with respect to their Initial Shares, private shares and Public Shares in connection with the consummation of a Business Combination, (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their initial shares and private placement shares if the Company fails to consummate a Business Combination within the Combination Period and (iii) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their shares in conjunction with any such amendment.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Liquidity

As of September 30, 2018, the Company had cash outside the Trust Account of $333,518 available for working capital needs. All remaining cash and securities were held in the Trust Account and is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Public Shares. As of September 30, 2018, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through September 30, 2018, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares, advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the IPO (as described in Note 5) and the remaining net proceeds from the IPO and Private Placement (as described in Note 3 and 4).

The Company anticipates that the $333,518 outside of the Trust account as of September 30, 2018, will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. The Company anticipates that it will be able to mitigate this risk through loans by its initial shareholders, officers, directors or their affiliates when the need arises.

As part of the Company’s IPO filings, the Company publicly disclosed that its initial shareholders, officers, directors or their affiliates may, but are not obligated to loan the Company funds as needed. Each loan would be evidenced by a promissory note (“Working Capital Loans”, which is described in note 5). The notes would either be paid upon consummation of its initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of its business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 50,000 ordinary shares if $500,000 of notes were so converted). The Company’s shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of the Company’s initial business combination. If the Company does not complete a business combination, the loans will not be repaid.

Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the Initial Shareholders, the Sponsor, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company believes that it will be able to raise additional funds from its initial shareholders, officers, directors or their affiliates in order to meet the expenditures required for operating its business. However, none of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $333,518 of cash held outside of the Trust Account as of September 30, 2018 and $1,500 as of December 31, 2017. The Company did not have any cash equivalents as of September 30, 2018 and December 31, 2017.

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

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

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

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of September 30, 2018 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$678	$678	$-	$-
U.S. Treasury Securities held in Trust Account	208,121,945	-	208,121,945	-
	$208,122,623	$678	$208,121,945	$-

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares issued and outstanding for the periods. In accordance with SAB Topic 4.D and ASC 260-10-55-12, weighted average shares were retrospectively stated for the 1,437,500 ordinary shares cancelled on June 1, 2018, effectuation of a 1.5-for-1 stock dividend on June 8, 2018, and effectuation of a 1.2-for-1 stock dividend on June 19, 2018 (see Note 5). In accordance with ASC 260-10-45-13, weighted average shares were reduced for the effect of up to an aggregate of 50,000 ordinary shares that are subject to forfeiture by the underwriter on a pro rata basis with the initial shareholders in the event that the initial shareholders are required to forfeit or transfer any Insider Shares to third parties for no consideration or otherwise restructure the terms of such shares in connection with the initial Business Combination (see Note 7), and an aggregate of up to 675,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part was included in the computation of the number of weighted average shares as of June 28, 2018 when they are no longer subject to forfeiture (See Note 5). At September 30, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary shares for the periods.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The provision for income taxes was deemed to be immaterial for the period from formation through September 30, 2018.

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

Note 4 — Private Placements

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 475,000 Private Units at $10.00 per Unit (for a total purchase price of $4,750,000). On June 28, 2018, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 54,000 Private Units at $10.00 per Unit (for a total purchase price of $540,000).

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Note 5 — Related Party Transactions

Insider Shares

On December 11, 2017, the Company issued 4,312,500 shares (“Insider Shares”) to the Sponsor and certain officers and directors (“Initial Shareholders”) for an aggregate amount of $25,000. On June 1, 2018, the Initial Shareholders returned 1,437,500 ordinary shares to the Company for cancellation. On June 8, 2018, the Company effectuated a 1.5-for-1 dividend of its ordinary shares in connection with the upsized Initial Public Offering, resulting in 4,312,500 Insider Shares outstanding and held by the Initial Shareholders. On June 19, 2018, the Company effectuated a 1.2-for-1 dividend of its ordinary shares resulting in an aggregate of 5,175,000 Insider Shares outstanding and held by the Initial Shareholders. None of the transactions mentioned above materially impacts the market value of the shares presented in the Company’s historical financial statements, nor do they impact the market value of $10.00 per Unit regardless of the number of shares outstanding.   Therefore, according to accounting literature ASC 505-20-25, this transaction is not a stock split in substance, and no retroactive adjustments to the shares outstanding presented in prior periods is required. As a result of the underwriters’ over-allotment option exercised in full on June 28, 2018, 675,000 Insider Shares are no longer subject to forfeiture and the initial shareholders maintained 20% of the Company’s issued and outstanding shares after the Initial Public Offering and the exercise of the over-allotment.

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

Related Party Advances

As of September 30, 2018, the amount due to related parties was $99,125. The amount includes unpaid reimbursements for travel and business expenses incurred by the officers on behalf of the Company and accrued administrative service fees to an affiliate of the Sponsor.

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

SEPTEMBER 30, 2018

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

Administrative Service Fee

The Company has agreed to pay an affiliate of the Sponsor, a monthly fee of an aggregate of $10,000 for general and administrative services (commencing June 20, 2018) including office space, utilities and secretarial support. This arrangement will terminate upon completion of a Business Combination or the distribution of the trust account to the public shareholders. As of September 30, 2018, the Company had a payable of $10,000 included in due to related parties and incurred $33,000 for the administrative service fee for the nine months ended September 30, 2018.

Note 6 — Investment Held in Trust Account

As of September 30, 2018, investment in the Company’s Trust Account consisted of $678 in U.S. Money Market and $208,121,945 in U.S. Treasury Securities. The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on September 30, 2018 are as follows:

	Carrying Value as of September 30, 2018	Gross Unrealized Holding Loss	Fair Value as of September 30, 2018
U.S. Money Market	$678	$-	$678
U.S. Treasury Securities	208,121,945	(37,860)	208,084,085
	$208,122,623	$(37,860)	$208,084,763

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

SEPTEMBER 30, 2018

(Unaudited)

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $3,600,000. In relation to the additional 2,700,000 units the underwriters purchased via the over-allotment option, an additional amount of $540,000 was paid to the underwriters.

In addition, the Company issued EarlyBirdCapital “EBC”, the underwriter, and/or its designees 375,000 ordinary shares (the “Representative Shares”) upon the consummation of the Initial Public Offering. The Company accounted for the Representative Shares as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company determined the fair value of Representative Shares is $3,750,000 based upon the offering price of the Units of $10.00 per Unit. The underwriter has agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. In the event that the Initial Shareholders are required to forfeit or transfer any Insider Shares to third parties for no consideration or otherwise restructure the terms of such shares in connection with the initial Business Combination, the underwriter (and/or its designees) has agreed to forfeit up to an aggregate of 50,000 ordinary shares on a pro rata basis with the Initial Shareholders.

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

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with an Business Combination. The Company will pay EBC a cash fee equal to 3.5% of the gross proceeds raised in the offering for such services upon the consummation of the Business Combination (exclusive of any applicable finders’ fees which might become payable). The Company may allocate up to 1% of the 3.5% fee to other firms who assist in connection with the Business Combination.

Note 8 — Shareholder’s Equity

Ordinary Shares - The Company is authorized to issue a total of 200,000,000 ordinary shares of a par value of $0.0001 each. As of September 30, 2018 and December 31, 2017, the Company has issued an aggregate of 6,443,662 and 4,312,500 ordinary shares, respectively, excluding 20,335,338 and 0 shares of ordinary shares subject to possible redemption.

Preferred Shares - The Company is authorized to issue a total of 2,000,000 preferred shares of a par value of $0.0001 each. At September 30, 2018 and December 31, 2017, there were no shares of preferred shares issued or outstanding.

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

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

The warrants underlying the Private Units (“Private Warrants”) are identical to the Public Warrants sold in this offering except the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

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

Overview

We were formed on November 30, 2017 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Our efforts to identify a prospective target business are not limited to any particular industry or geographic location.

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

As of September 30, 2018, a total of $208,122,623 was held in a trust account established for the benefit of the Company’s public shareholders, which included $207,000,000 of the net proceeds from the IPO (including the full exercise of the over-allotment option) and the Private Placements and subsequent interest income.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination.

Results of Operations

Our entire activity from inception up to June 22, 2018 was related to the Company’s formation and IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to continue to generate small amounts of non-operating income in the form of interest income on cash and investments. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended September 30, 2018, we had a net income of $874,795 which was comprised of operating costs of $205,416 and interest income of $1,080,211 from investments in our Trust Account.

For the nine months ended September 30, 2018, we had a net income of $910,019 which was comprised of operating costs of $212,614 and interest income of $1,122,633 from investments in our Trust Account.

Liquidity and Capital Resources

As of September 30, 2018, we had cash outside our trust account of $333,518, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial Business Combination.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares and advances from our sponsor in an aggregate amount of $300,000, which were repaid upon our IPO and not outstanding as of September 30, 2018, and the remaining net proceeds from our IPO and Private Placements.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, and any additional Working Capital Loans from the Initial Shareholders, the Company’s officers and directors, or their respective affiliates, to acquire a target business or businesses and to pay our expenses relating thereto, including a cash fee equal to 3.5% of the gross proceeds of the IPO payable to the representative of the underwriters upon consummation of our initial business combination for assisting us in connection with such business combination. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the $333,518 outside of our trust account as of September 30, 2018, will not be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. The Company anticipates that it will be able to mitigate this risk through loans by our initial shareholders, officers, directors or their affiliates when the need arises.

As part of the Company’s IPO filings, the Company publicly disclosed that our initial shareholders, officers, directors or their affiliates may, but are not obligated to loan the Company funds as may be required. Each loan would be evidenced by a promissory note (“Working Capital Loans”, which is described in note 5). The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 50,000 ordinary shares if $500,000 of notes were so converted). Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid.

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

The Company believes it will be able to raise additional funds from our initial shareholders, officers, directors or their affiliates in order to meet the expenditures required for operating its business. However, none of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may request Working Capital Loans (as described in Note 5), issue additional securities, or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations but there is no assurance that we will be able to successfully obtain the aforementioned additional financing.

Off-Balance Sheet Financing Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At September 30, 2018, we have an obligation to pay Twelve Seas Capital, Inc., an affiliate of our Chief Executive Officer, a monthly fee of an aggregate of $10,000 for general and administrative services including office space, utilities and secretarial support. This arrangement will terminate upon completion of our initial business combination or the distribution of the trust account to our public shareholders.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All activity through September 30, 2018 relates to our formation, Initial Public Offering, and search for prospective targets to effect a business combination. We did not have any financial instruments that were exposed to market risks at September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

After deducting the underwriting fee, the Public Offering expenses and repayment of the Sponsor Loan, the total net proceeds from our Public Offering and the Private Placement Units was $207,464,150 of which $207,000,000 was placed in the Trust Account.  As of September 30, 2018, $333,518 in cash was held outside the Trust Account and can be used to fund the Company’s operating expenses. The net proceeds of the Public Offering and the sale of the Private Units are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

TWELVE SEAS INVESTMENT COMPANY

Dated: November 6, 2018	/s/ Dimitri Elkin
Name: Dimitri Elkin
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2018	/s/ Stephen N. Cannon
Name: Stephen N. Cannon
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

