Form 10-Q
period 2019-03-31
Twelve Seas Investment Co
filed 2019-05-14
CIK 1726146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $0.0001 per share	BROG	The NASDAQ Stock Market LLC

Rights, exchangeable into one-tenth of one Ordinary Share	BROGR	The NASDAQ Stock Market LLC

Warrants, each exercisable for one Ordinary Share for $11.50 per share	BROGW	The NASDAQ Stock Market LLC

Units, each consisting of one Ordinary Share, one Right and one Warrant	BROGU	The NASDAQ Stock Market LLC

As of May 14, 2019, 26,779,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

TWELVE SEAS INVESTMENT COMPANY

i

TWELVE SEAS INVESTMENT COMPANY

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Cash	$64,744	$252,927
Prepaid assets	48,750	15,000
Total Current Assets	113,494	267,927

Cash and securities held in Trust Account	210,493,357	209,228,292
Total assets	$210,606,851	$209,496,219

Liabilities and Shareholders’ Equity
Accounts payable and accrued expense	$51,835	$65,603
Deferred fees	29,613	29,613
Due to related parties	100,159	124,293
Total current liabilities	181,607	219,509

Commitments
Ordinary shares subject to possible redemption, 20,542,524 and 20,427,670 shares at redemption value at March 31, 2019 and December 31, 2018, respectively	205,425,240	204,276,700

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 6,236,476 shares (excluding 20,542,524 shares subject to possible redemption) and 6,351,330 shares (excluding 20,427,670 shares subject to possible redemption) outstanding at March 31, 2019 and December 31, 2018, respectively	624	635
Additional paid-in capital	2,046,012	3,194,541
Accumulated earnings	2,953,368	1,804,834
Total shareholders’ equity	5,000,004	5,000,010

Total Liabilities and Shareholders’ Equity	$210,606,851	$209,496,219

The accompanying notes are an integral part of these condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2019	March 31, 2018

Formation and operating costs	$116,531	$774
Loss from operations	116,531	774

Other income
Interest income	1,265,065	-
Total other income	1,265,065	-

Net income/(Loss)	$1,148,534	$(774)

Weighted average shares outstanding, basic and diluted	26,729,000	3,750,000

Basic and diluted net income/(loss) per ordinary share	$0.04	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated	Total
	Ordinary		Paid-in	Earnings	Shareholders’
	Shares	Par Value	Capital	(Deficit)	Equity (Deficit)

Balance as of December 31, 2018	6,351,330	$635	$3,194,541	$1,804,834	$5,000,010

Reclassification of ordinary shares subject to possible conversion	(114,854)	(11)	(1,148,529)		(1,148,540)

Net income				1,148,534	1,148,534

Balance as of March 31, 2019	6,236,476	$624	$2,046,012	$2,953,368	$5,000,004

The accompanying notes are an integral part of these condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$1,148,534	$(774)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,265,065)	-
Changes in current assets and current liabilities:
Prepaid assets	(33,750)	(1,222)
Accounts payable and accrued expense	(13,768)	750
Due to related parties	(24,134)	-
Net cash used in operating activities	(188,183)	(1,246)

Net Change in Cash	(188,183)	(1,246)
Cash - Beginning	252,927	1,500
Cash - Ending	$64,744	$254

Supplemental Disclosure of Non-cash Financing Activities:
Increase in accounts payable for deferred offering costs	$-	$6,800
Reclassification of ordinary shares subject to possible conversion	$1,148,540	$-

The accompanying notes are an integral part of these condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

As of March 31, 2019, the Company had not yet commenced any operations generating revenue. All activity through March 31, 2019 relates to the Company’s formation, the Initial Public Offering (as defined below) and the search for prospective targets to effect a Business Combination. The Company has selected December 31 as its fiscal year end.

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

MARCH 31, 2019

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

MARCH 31, 2019

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

Liquidity

As of March 31, 2019, the Company had cash outside the Trust Account of $64,744 available for working capital needs. All remaining cash and securities were held in the Trust Account and is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Public Shares. As of March 31, 2019, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through March 31, 2019, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares, advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the IPO (as described in Note 5) and the remaining net proceeds from the IPO and Private Placement (as described in Note 3 and 4). On April 4, 2019, the Company issued a Note (as described in Note 5) in the principal amount of up to $500,000 to the Sponsor, the balance of which will be repaid promptly after the date on which the Company consummates a Business Combination. In the event that the Company is unable to consummate a business combination, as described in the prospectus relating to the IPO, the loans must be repaid to the extent that the Company is financially able to do so with cash at its disposable outside of the Trust. As of May 14, 2019, the Sponsor had funded an aggregate amount of $400,000 to the Company in pursuant to the Note.

The Company anticipates that the $64,744 outside of our trust account as of March 31, 2019, combined with up to $500,000 of Sponsor loans in pursuant to the Note issued on April 4, 2019, will not be sufficient to allow the Company to operate before a business combination is consummated or automatic winding up, dissolution and liquidation.

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

The Company’s estimates of the costs of consummating its initial business combination is currently greater than the actual estimated costs, as such the Company has insufficient funds available to both operate its business and consummate its initial business combination. Moreover, the Company may need to obtain additional financing either to consummate its initial business combination or because it become obligated to redeem a significant number of its public shares upon consummation of its initial business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, the Company would only consummate such financing simultaneously with the consummation of its initial business combination. Following the Company’s initial business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations but there is no assurance that new financing will be available to the Company on commercially acceptable terms. Furthermore, if the Company is not able to consummate a business combination by December 22, 2019, it will trigger the Company’s automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $64,744 of cash held outside of the Trust Account as of March 31, 2019 and $252,927 as of December 31, 2018. The Company did not have any cash equivalents as of March 31, 2019 and December 31, 2018.

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

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of March 31, 2019 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value as of March 31, 2019.

	December 31,	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2018	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$764	$764	$764	$-	$-
U.S. Treasury Securities held in Trust Account	209,227,528	210,492,593	-	210,492,593	-
	$209,228,292	$210,493,357	$764	$210,492,593	$-

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares issued and outstanding for the periods. In accordance with SAB Topic 4.D and ASC 260-10-55-12, weighted average shares were retrospectively stated for the 1,437,500 ordinary shares cancelled on June 1, 2018, effectuation of a 1.5-for-1 stock dividend on June 8, 2018, and effectuation of a 1.2-for-1 stock dividend on June 19, 2018 (see Note 5). In accordance with ASC 260-10-45-13, weighted average shares were reduced for the effect of up to an aggregate of 50,000 ordinary shares that are subject to forfeiture by the underwriter on a pro rata basis with the initial shareholders in the event that the initial shareholders are required to forfeit or transfer any Insider Shares to third parties for no consideration or otherwise restructure the terms of such shares in connection with the initial Business Combination (see Note 7). At March 31, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary shares for the periods presented.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on November 30, 2017, the evaluation was performed for the 2018 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

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

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Related Party Advances

As of March 31, 2019, the amount due to related parties was $100,159. The amount includes unpaid reimbursements for travel and business expenses incurred by the officers on behalf of the Company.

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

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or the Company’s officers and directors, or their respective affiliates may, but are not obligated to, loan the Company funds from time to time or at any time (“Working Capital Loans”). Each Working Capital Loan, other than as described below, would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $500,000 of the Working Capital Loans may be converted upon consummation of a Business Combination into Private Units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 ordinary shares issuable upon exercise of rights) and warrants to purchase 50,000 ordinary shares if $500,000 of notes were so converted).

On April 4, 2019, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $500,000 to the Sponsor. The Note bears no interest and is repayable in full upon consummation of the Company’s initial business combination. In the event that the Company is unable to consummate a business combination, as described in the prospectus relating to the IPO, the loans must be repaid to the extent that the Company is financially able to do so with cash at its disposable outside of the Trust. The Sponsor has the option to convert any unpaid balance of the Note into units, each unit consisting of one ordinary share of the Company, one warrant exercisable for one ordinary share of the Company and one right to receive one-tenth (1/10) of one ordinary share of the Company upon the consummation of an initial business combination, based on a conversion price of $10.00 per unit. The terms of any such units shall be identical to the terms of the units issued pursuant to the private placement that was consummated by the Company in connection with the Company’s initial public offering.

As of May 14, 2019, the Sponsor had funded an aggregate amount of $400,000 to the Company pursuant to the Note.

Administrative Service Fee

The Company has agreed to pay an affiliate of the Sponsor, a monthly fee of an aggregate of $10,000 for general and administrative services (commencing June 20, 2018) including office space, utilities and secretarial support. As of January 1, 2019, the Company has terminated this arrangement and the Company has paid off the outstanding $20,000 payables to the affiliate of the Sponsor as of March 31, 2019.

Note 6 — Investment Held in Trust Account

As of March 31, 2019 and December 31, 2018, investment in the Company’s Trust Account consisted of $764 in U.S. Money Market and $210,492,593 in U.S. Treasury Securities. The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on March 31, 2019 and December 31, 2018 are as follows:

	Carrying Value as of December 31, 2018	Carrying Value as of March 31, 2019	Gross Unrealized Holding Gain	Fair Value as of March 31, 2019
U.S. Money Market	$764	$764	$-	$764
U.S. Treasury Securities	209,227,528	210,492,593	23,255	210,515,848
	$209,228,292	$210,493,357	$23,255	$210,516,612

Note 7 — Commitments & Contingencies

Deferred Fees

The Company has committed to pay its attorney deferred legal fees upon the consummation of the Initial Business Combination relating to legal services performed in connection with the proposed business combination. An amount of $29,613 has been accrued in the accompanying balance sheet as of March 31, 2019 and is due and payable upon consummation of business combination. In the event that the Company is unable to consummate a business combination, as described in the prospectus relating to the IPO, the deferred legal fees will not be paid.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Note 8 — Shareholder’s Equity

Ordinary Shares - The Company is authorized to issue a total of 200,000,000 ordinary shares of a par value of $0.0001 each. As of March 31, 2019 and December 31, 2018, the Company has issued an aggregate of 6,236,476 and 6,351,330 ordinary shares, respectively, excluding 20,542,524 and 20,427,670 shares of ordinary shares subject to possible redemption.

Preferred Shares - The Company is authorized to issue a total of 2,000,000 preferred shares of a par value of $0.0001 each. At March 31, 2019 and December 31, 2018, there were no shares of preferred shares issued or outstanding.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Note 9 – Subsequent Events

On April 4, 2019, the Company issued the Note in the principal amount of up to $500,000 to the Sponsor. The Note bears no interest and is repayable in full upon consummation of the Company’s initial business combination. The Sponsor has the option to convert any unpaid balance of the Note into units, each unit consisting of one ordinary share of the Company, one warrant exercisable for one ordinary share of the Company and one right to receive one-tenth (1/10) of one ordinary share of the Company upon the consummation of an initial business combination, based on a conversion price of $10.00 per unit. The terms of any such units shall be identical to the terms of the units issued pursuant to the private placement that was consummated by the Company in connection with the Company’s initial public offering. On April 5, 2019, the Sponsor funded $200,000 of the Note. On April 29, 2019 the Sponsor funded an additional $200,000 of the Note for an aggregate amount of $400,000.

On April 15, 2019, the Company changed the ticker symbols for the Company’s units, ordinary shares, warrants and rights trading on the NASDAQ Capital Market from “TWLVU,” “TWLV,” “TWLVW” and “TWLVR,” respectively, to “BROGU,” “BROG,” “BROGW,” and “BROGR,” respectively.

On April 15, 2019, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Brooge Holdings Limited, a Cayman Islands exempted company (“Pubco”), Brooge Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“Merger Sub”), Brooge Petroleum And Gas Investment Company FZE, a company formed under the laws of the Fujairah Free Zone, UAE (“BPGIC”), and each of the holders of BPGIC’s outstanding capital shares that become parties to the Business Combination Agreement by executing a joinder agreement to the Business Combination Agreement (a ”Joinder”). On May 10, 2019, BPGIC’s sole shareholder, Brooge Petroleum and Gas Investment Company (BPGIC) PLC (“Seller”), executed and delivered to the Company, BPGIC and Pubco, a Joinder.

Pursuant to the Business Combination Agreement, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), (a) the Company will merge with Merger Sub, with the Company continuing as the surviving entity, and with all holders of the Company’s securities receiving substantially identical securities of Pubco, and (b) Pubco will acquire all of the issued and outstanding ordinary shares of BPGIC in exchange for ordinary shares of Pubco, with BPGIC becoming a wholly-owned subsidiary of Pubco.

The total consideration to be paid by Pubco to Seller will be 100,000,000 Pubco ordinary shares, subject to reduction to the extent that BPGIC elects for the Sellers to receive a portion of the consideration for the purchased shares as cash in lieu of receiving Pubco ordinary shares in an amount not to exceed 40% of the Closing Net Cash (as defined in the Business Combination Agreement); provided that 20,000,000 of the Pubco shares otherwise issuable to Seller at the Closing will be set aside in escrow and delivered to the escrow agent at the Closing, with such escrow shares subject to vesting and potential forfeiture based on terms set forth in an escrow agreement mutually agreed by the Company and BPGIC (the “Escrow Agreement).

On April 30, 2019, the Company and BPGIC entered into a letter agreement pursuant to which (a) the due date was extended from April 30, 2019 to May 10, 2019 (or such later date prior to the Closing as mutually agreed by the Company and BPGIC) for (i) Pubco, Seller and the escrow agent to enter into the Escrow Agreement, (ii) BPGIC to deliver the Company Schedules (as defined in the Business Combination Agreement), and (iii) BPGIC to deliver the Joinder Documents (as defined in the Business Combination Agreement) for each shareholder of BPGIC, and (b) the date on and after which the Company has a right to terminate the Business Combination Agreement if the deliverables specified in clause (a) above are not timely provided was also extended from April 30, 2019 to May 10, 2019 (or such later date prior to the Closing as mutually agreed by the Company and BPGIC.)

On May 10, as required by the Business Combination Agreement, (i) Pubco, Seller and Continental Stock Transfer and Trust Company, as escrow agent, entered into the Escrow Agreement, (ii) BPGIC timely delivered to the Company the Company Schedules, and (iii) as noted above, Seller delivered the Joinder and the other Joinder Documents.

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

As of March 31, 2019, a total of $210,493,358 was held in a trust account established for the benefit of the Company’s public shareholders, which included $207,000,000 of the net proceeds from the IPO (including the full exercise of the over-allotment option) and the Private Placements and subsequent interest income.

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

For the three months ended March 31, 2019, we had a net income of $1,148,534 which was comprised of operating costs of $116,531 and interest income of $1,265,065 from investments in our Trust Account.

For the three months ended March 31, 2018, we had a net loss of $774 which was formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2019, we had cash outside our trust account of $64,744, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial Business Combination.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the IPO and the remaining net proceeds from the IPO and Private Placement. Additionally, as of May 14, 2019, our Sponsor had loaned to us an aggregate of $400,000 pursuant to an unsecured, non-interest-bearing promissory note, which will be repaid promptly after the date to which we consummate a business combination.

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

We anticipate that the approximately $64,744 outside of our trust account as of March 31, 2019, combined with up to $500,000 that our Sponsor has agreed to loan to us pursuant to an unsecured, non-interest-bearing promissory note, will not be sufficient to allow us to operate before a business combination is consummated or automatic winding up, dissolution and liquidation. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

Our estimates of the costs of consummating our initial business combination is currently greater than the actual estimated costs, as such we have insufficient funds available to both operate our business and consummate our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if we are not able to consummate a business combination by December 22, 2019, it will trigger our automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All activity through March 31, 2019 relates to our formation, Initial Public Offering, and search for prospective targets to effect a business combination. We did not have any financial instruments that were exposed to market risks at March 31, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC on March 29, 2019 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

After deducting the underwriting fee, the Public Offering expenses and repayment of the Sponsor Loan, the total net proceeds from our Public Offering and the Private Placement Units was $207,464,150 of which $207,000,000 was placed in the Trust Account.  As of March 31, 2019, $64,744 in cash was held outside the Trust Account and can be used to fund the Company’s operating expenses. The net proceeds of the Public Offering and the sale of the Private Units are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of April 15, 2019, by and among Twelve Seas Investment Company, Brooge Holdings Limited, Brooge Merger Sub Limited, Brooge Petroleum And Gas Investment Company FZE and the shareholders of Brooge Petroleum And Gas Investment Company FZE who become parties thereto as Sellers, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on April 19, 2019.

2.2	Letter Agreement, dated as of April 30, 2019, by and between Twelve Seas and BPGIC, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 2, 2019.

10.1	Letter Agreement, dated as of April 15, 2019, by and among Twelve Seas Investment Company, Brooge Petroleum And Gas Investment Company FZE, Twelve Seas Sponsors I LLC, Suneel G. Kaji and Gregory Stoupnitzky, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 19, 2019.

10.2	Escrow Agreement, dated as of May 10, 2019, by and among Twelve Seas, Brooge Holdings Limited, Brooge Petroleum and Gas Investment Company (BPGIC) PLC, and Continental Stock Transfer and Trust Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 13, 2019

10.3

Joinder Agreement, dated as of May 10, 2019, by and by and among Brooge Petroleum and Gas Investment Company (BPGIC) PLC, Twelve Seas Investment Company, Brooge Petroleum and Gas Investment Company FZE, and Brooge Holdings Limited, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 13, 2019

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWELVE SEAS INVESTMENT COMPANY

Dated: May 14, 2019	/s/ Dimitri Elkin
	Name:	Dimitri Elkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2019	/s/ Stephen N. Cannon
	Name:	Stephen N. Cannon
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)