Form 10-Q
period 2019-06-30
Twelve Seas Investment Co
filed 2019-08-14
CIK 1726146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 14, 2019, 26,779,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

TWELVE SEAS INVESTMENT COMPANY

i

TWELVE SEAS INVESTMENT COMPANY

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Cash	$66,596	$252,927
Prepaid assets	35,694	15,000
Total Current Assets	102,290	267,927

Cash and securities held in Trust Account	211,727,689	209,228,292
Total assets	$211,829,979	$209,496,219

Liabilities and Shareholders’ Equity
Accounts payable and accrued expense	$75,347	$65,603
Deferred fees	359,952	29,613
Due to related parties	57,692	124,293
Sponsor loans	400,000	-
Total current liabilities	892,991	219,509

Commitments
Ordinary shares subject to possible redemption, 20,593,698 and 20,427,670 shares at redemption value at June 30, 2019 and December 31, 2018, respectively	205,936,980	204,276,700

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 6,185,302 shares (excluding 20,593,698 shares subject to possible redemption) and 6,351,330 shares (excluding 20,427,670 shares subject to possible redemption) outstanding at June 30, 2019 and December 31, 2018, respectively	618	635
Additional paid-in capital	1,534,278	3,194,541
Accumulated earnings	3,465,112	1,804,834
Total shareholders’ equity	5,000,008	5,000,010

Total Liabilities and Shareholders’ Equity	$211,829,979	$209,496,219

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Formation and operating costs	$722,588	$6,424	$839,119	$7,198
Loss from operations	722,588	6,424	839,119	7,198

Other income
Dividend income	882,925	-	882,925	-
Interest income	351,407	42,422	1,616,472	42,422
Total other income	1,234,332	42,422	2,499,397	42,422

Net income	$511,744	$35,998	$1,660,278	$35,224

Weighted average shares outstanding, basic and diluted	26,729,000	6,472,385	26,729,000	5,491,641

Basic and diluted net income per ordinary share	$0.02	$0.01	$0.06	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Earnings	Equity

Balance as of January 1, 2019	6,351,330	$635	$3,194,541	$1,804,834	$5,000,010

Reclassification of ordinary shares subject to possible redemption	(166,028)	(17)	(1,660,263)		(1,660,280)

Net income				1,660,278	1,660,278

Balance as of June 30, 2019	6,185,302	$618	$1,534,278	$3,465,112	$5,000,008

			Additional	Accumulated	Total
	Ordinary Shares		Paid-in	Earnings	Shareholders’
	Shares	Par Value	Capital	(Deficit)	Equity (Deficit)

Balance as of January 1, 2018	4,312,500	$431	$24,569	$(28,513)	$(3,513)

Return of Insider Shares in connection with the downsized offering on June 1, 2018	(1,437,500)	(144)	144	-	-

Effectuation of a 1.5-for-1 stock dividend in connection with the upsized offering on June 8, 2018	1,437,500	144	(144)	-	-

Effectuation of a 1.2-for-1 stock dividend in connection with the upsized offering on June 19, 2018	862,500	86	(86)	-	-

Sale of 18,000,000 Units on June 22, 2018 through public offering	18,000,000	1,800	179,998,200	-	180,000,000

Sale of 475,000 Private Placement Units on June 22, 2018	475,000	48	4,749,952	-	4,750,000

Issuance of Representative Shares on June 28, 2018	375,000	38	3,749,962	-	3,750,000

Sale of Over-Allotment Units to underwriters on June 28, 2018	2,700,000	270	26,999,730	-	27,000,000

Sale of Private Units on June 28, 2018	54,000	5	539,995	-	540,000

Underwriters’ discount	-	-	(4,140,000)	-	(4,140,000)

Other offering expenses	-	-	(4,453,124)	-	(4,453,124)

Reclassification of ordinary shares subject to possible redemption	(20,247,858)	(2,025)	(202,476,555)	-	(202,478,580)

Net income				35,224	35,224

Balance as of June 30, 2018	6,531,142	$653	$4,992,643	$6,711	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$1,660,278	$35,224
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest received (earned) on investment held in Trust Account	154,618	(42,422)
Changes in current assets and current liabilities:
Prepaid assets	(20,694)	(35,000)
Accounts payable and accrued expense	9,744	(20,619)
Deferred fees	330,339	-
Due to related parties	(66,601)	3,000
Net cash provided by (used in) in operating activities	2,067,684	(59,817)

Cash Flows from Investing Activities:
Proceeds from sale and redemption of investment held in Trust Account	209,072,910	-
Purchase of investment held in Trust Account	(211,726,925)	(206,999,990)
Net cash used in investing activities	(2,654,015)	(206,999,990)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ fees	-	203,400,000
Proceeds from private placement	-	4,750,000
Proceeds from Sponsor loan	400,000	253,500
Repayment of Sponsor loan	-	(300,000)
Payments of offering costs	-	(581,043)
Net cash provided by financing activities	400,000	207,522,457

Net Change in Cash	(186,331)	462,650
Cash - Beginning	252,927	1,500
Cash - Ending	$66,596	$464,150

Supplemental Disclosure of Non-cash Financing Activities:
Increase in accrued expenses for offering costs charged to additional paid in capital	$-	$55,859
Increase in due to related parties for offering costs charged to additional paid in capital	$-	$1,222
Reclassification of ordinary shares subject to possible conversion	$1,660,280	$202,478,580

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

As of June 30, 2019, the Company had not yet commenced any operations generating revenue. All activity through June 30, 2019 relates to the Company’s formation, the Initial Public Offering (as defined below), the search for prospective targets to effect a Business Combination, and consummating the aforementioned Business Combination (as described in Initial Business Combination section of Note 1). The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2019

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

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

On April 15, 2019, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Brooge Holdings Limited, a Cayman Islands exempted company (“Pubco”), Brooge Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“Merger Sub”), Brooge Petroleum And Gas Investment Company FZE, a company formed under the laws of the Fujairah Free Zone, UAE (“BPGIC”), and each of the holders of BPGIC’s outstanding capital shares that become parties to the Business Combination Agreement by executing a joinder agreement to the Business Combination Agreement (a “Joinder”). On May 10, 2019, BPGIC’s sole shareholder, Brooge Petroleum and Gas Investment Company (BPGIC) PLC (“Seller”), executed and delivered to the Company, BPGIC and Pubco, a Joinder.

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

The total consideration to be paid by Pubco to Seller will be 100,000,000 Pubco ordinary shares, subject to reduction to the extent that BPGIC elects for the Sellers to receive a portion of the consideration for the purchased shares as cash in lieu of receiving Pubco ordinary shares in an amount not to exceed 40% of the Closing Net Cash (as defined in the Business Combination Agreement); provided that 20,000,000 of the Pubco shares otherwise issuable to Seller at the Closing will be set aside in escrow and delivered to the escrow agent at the Closing, with such escrow shares subject to vesting and potential forfeiture based on terms set forth in an escrow agreement mutually agreed by the Company and BPGIC (the “Escrow Agreement). In addition, the Initial Shareholders of the Company have agreed to forfeit 20% of their Founder shares at the Closing and escrow 30% of their Founder shares at the Closing, subject to the same vesting and forfeiture conditions as the Seller.

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

On May 10, 2019 as required by the Business Combination Agreement, (i) Pubco, Seller and Continental Stock Transfer and Trust Company, as escrow agent, entered into the Escrow Agreement, (ii) BPGIC timely delivered to the Company the Company Schedules, and (iii) as noted above, Seller delivered the Joinder and the other Joinder Documents.

On June 13, 2019 the Company and BPGIC filed an investor presentation with the SEC to be used in connection with the transactions contemplated by the Business Combination Agreement.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Liquidity

As of June 30, 2019, the Company had cash outside the Trust Account of $66,596 available for working capital needs. All remaining cash and securities were held in the Trust Account and is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Public Shares. As of June 30, 2019, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through June 30, 2019, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares, advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the IPO (as described in Note 5) and the remaining net proceeds from the IPO and Private Placement (as described in Note 3 and 4). On April 4, 2019, the Company issued a Note (as described in Note 5) in the principal amount of up to $500,000 to the Sponsor, the balance of which will be repaid promptly after the date on which the Company consummates a Business Combination. In the event that the Company is unable to consummate a business combination, as described in the prospectus relating to the IPO, the loans must be repaid to the extent that the Company is financially able to do so with cash at its disposable outside of the Trust. As of June 30, 2019, the Sponsor had funded an aggregate amount of $400,000 to the Company in pursuant to the Note.

The Company anticipates that the $66,596 outside of our trust account as of June 30, 2019, combined with up to $100,000 of the remaining Sponsor loans available in pursuant to the Note issued on April 4, 2019, will not be sufficient to allow the Company to operate before a business combination is consummated or automatic winding up, dissolution and liquidation.

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

The Company currently estimates that it has insufficient funds available to both operate its business and consummate its initial business combination. The Company may need to obtain additional financing either to consummate its initial business combination or because it becomes obligated to redeem a significant number of its public shares upon consummation of its initial business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, the Company would only consummate such financing simultaneously with the consummation of its initial business combination. Following the Company’s initial business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations but there is no assurance that new financing will be available to the Company on commercially acceptable terms. Furthermore, if the Company is not able to consummate a business combination by December 22, 2019, it will trigger the Company’s automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $66,596 of cash held outside of the Trust Account as of June 30, 2019 and $252,927 as of December 31, 2018. The Company did not have any cash equivalents as of June 30, 2019 and December 31, 2018.

Investment Held in Trust Account

Investment consists of United States Money Market, United States Treasury securities and United States Money Market Fund. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties and Sponsor loans are estimated to approximate the carrying values as of June 30, 2019 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value as of June 30, 2019.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Fund held in Trust Account	$211,727,689	211,727,689	-	-
	$211,727,689	$211,727,689	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$764	$764	$-	$-
U.S. Treasury Securities held in Trust Account	209,227,528	-	209,227,528	-
	$209,228,292	$764	$209,227,528	$-

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019 and December 31, 2018, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares issued and outstanding for the periods. In accordance with SAB Topic 4.D and ASC 260-10-55-12, weighted average shares were retrospectively stated for the 1,437,500 ordinary shares cancelled on June 1, 2018, effectuation of a 1.5-for-1 stock dividend on June 8, 2018, and effectuation of a 1.2-for-1 stock dividend on June 19, 2018 (see Note 5). In accordance with ASC 260-10-45-13, weighted average shares were reduced for the effect of up to an aggregate of 50,000 ordinary shares that are subject to forfeiture by the underwriter on a pro rata basis with the initial shareholders in the event that the initial shareholders are required to forfeit or transfer any Insider Shares to third parties for no consideration or otherwise restructure the terms of such shares in connection with the initial Business Combination. At June 30, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary shares for the periods presented.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

JUNE 30, 2019

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

Related Party Advances

As of June 30, 2019, the amount due to related parties was $57,692. The amount includes unpaid reimbursements for travel and business expenses incurred by the officers on behalf of the Company.

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

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or the Company’s officers and directors, or their respective affiliates may, but are not obligated to, loan the Company funds from time to time or at any time (“Working Capital Loans”). Each Working Capital Loan, other than as described below, would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $500,000 of the Working Capital Loans may be converted upon consummation of a Business Combination into Private Units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 ordinary shares issuable upon exercise of rights) and warrants to purchase 50,000 ordinary shares for $11.50 per share if $500,000 of notes were so converted).

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

As of June 30, 2019, the Sponsor had funded an aggregate amount of $400,000 to the Company pursuant to the Note.

Administrative Service Fee

The Company has agreed to pay an affiliate of the Sponsor, a monthly fee of an aggregate of $10,000 for general and administrative services (commencing June 20, 2018) including office space, utilities and secretarial support. As of January 1, 2019, the Company has terminated this arrangement. As of March 31, 2019, the Company has paid off all outstanding payables to the affiliate of the Sponsor.

Note 6 — Investment Held in Trust Account

The Company received $210,844,000 from investment in U.S. Treasury Securities which were matured on April 25, 2019. The proceeds received were reinvested in the Money Market Funds. As of June 30, 2019, investment in the Company’s Trust Account consisted of $211,727,689 in Money Market Fund. As of December 31, 2018, investment in the Company’s Trust Account consisted of $764 in U.S. Money Market and $209,227,528 in U.S. Treasury Securities. The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on June 30, 2019 and December 31, 2018 are as follows:

	Carrying Value as of June 30, 2019	Gross Unrealized Holding Gain	Fair Value as of June 30, 2019
Money Market Fund	$211,727,689	$-	$211,727,689
	$211,727,689	$-	$211,727,689

	Carrying Value as of December 31, 2018	Gross Unrealized Holding Gain	Fair Value as of December 31, 2018
Cash held in Trust Account	$764	$-	$764
U.S. Treasury Securities	209,227,528	25,362	209,252,890
	$209,228,292	$25,362	$209,253,654

Note 7 — Commitments & Contingencies

Deferred Fees

The Company has committed to pay its attorney deferred legal fees upon the consummation of the Initial Business Combination relating to legal services performed in connection with the proposed business combination. An amount of $359,952 has been accrued in the accompanying balance sheet as of June 30, 2019 and is due and payable upon consummation of business combination. In the event that the Company is unable to consummate a business combination, as described in the prospectus relating to the IPO, the deferred fees will not be paid.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Note 8 — Shareholder’s Equity

Ordinary Shares - The Company is authorized to issue a total of 200,000,000 ordinary shares of a par value of $0.0001 each. As of June 30, 2019 and December 31, 2018, the Company has issued an aggregate of 6,185,302 and 6,351,330 ordinary shares, respectively, excluding 20,593,698 and 20,427,670 shares of ordinary shares subject to possible redemption.

Preferred Shares - The Company is authorized to issue a total of 2,000,000 preferred shares of a par value of $0.0001 each. At June 30, 2019 and December 31, 2018, there were no shares of preferred shares issued or outstanding.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

As of June 30, 2019, a total of $211,727,689 was held in a trust account established for the benefit of the Company’s public shareholders, which included $207,000,000 of the net proceeds from the IPO (including the full exercise of the over-allotment option) and the Private Placements and subsequent interest and dividend income.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination.

Results of Operations

Our entire activity from inception up to June 22, 2018 was related to the Company’s formation and IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates and consummation of the business combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to continue to generate small amounts of non-operating income in the form of interest income and dividend income on cash and investments. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and business combination expenses. We expect our expenses to increase substantially after this period.

For the three months ended June 30, 2019, we had a net income of $511,744, which was comprised of interest and dividend income of $1,234,322, net of operating costs of $722,588.

For the three months ended June 30, 2018, we had a net income of $35,998, which was comprised of interest income of $42,422, net of operating costs of $6,424.

For the six months ended June 30, 2019, we had a net income of $1,660,278, which was comprised of interest and dividend income of $2,499,397, net of operating costs of $839,119.

For the six months ended June 30, 2018, we had a net income of $35,224, which was comprised of interest income of $42,422, net of operating costs of $7,198.

Liquidity and Capital Resources

As of June 30, 2019, we had cash outside our trust account of $66,596, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial Business Combination.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the IPO and the remaining net proceeds from the IPO and Private Placement. Additionally, as of August 14, 2019, our Sponsor had loaned to us an aggregate of $400,000 pursuant to an unsecured, non-interest-bearing promissory note, which will be repaid promptly after the date to which we consummate a business combination.

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

We anticipate that the approximately $66,596 outside of our trust account as of June 30, 2019, combined with up to $100,000 of the remaining Sponsor loan will not be sufficient to allow us to operate before a business combination is consummated or our automatic winding up, dissolution and liquidation. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

The Company currently estimates that it has insufficient funds available to both operate its business and consummate its initial business combination. The Company may need to obtain additional financing either to consummate its initial business combination or because it becomes obligated to redeem a significant number of its public shares upon consummation of its initial business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if we are not able to consummate a business combination by December 22, 2019, it will trigger our automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All activity through June 30, 2019 relates to our formation, Initial Public Offering, and search for prospective targets to effect a business combination. We did not have any financial instruments that were exposed to market risks at June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

After deducting the underwriting fee, the Public Offering expenses and repayment of the Sponsor Loan, the total net proceeds from our Public Offering and the Private Placement Units was $207,464,150 of which $207,000,000 was placed in the Trust Account.  As of June 30, 2019, $66,596 in cash was held outside the Trust Account and can be used to fund the Company’s operating expenses. The net proceeds of the Public Offering and the sale of the Private Units are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

TWELVE SEAS INVESTMENT COMPANY

Dated: August 14, 2019	/s/ Dimitri Elkin
	Name:	Dimitri Elkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2019	/s/ Stephen N. Cannon
	Name:	Stephen N. Cannon
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)