Form 10-Q
period 2019-09-30
Twelve Seas Investment Co
filed 2019-10-25
CIK 1726146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 25, 2019, 26,779,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

TWELVE SEAS INVESTMENT COMPANY

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWELVE SEAS INVESTMENT COMPANY

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Cash	$43,368	$252,927
Prepaid assets	20,133	15,000
Total Current Assets	63,501	267,927

Cash and securities held in Trust Account	212,845,645	209,228,292
Total assets	$212,909,146	$209,496,219

Liabilities and Shareholders’ Equity
Accounts payable and accrued expense	$185,620	$65,603
Deferred fees	562,303	29,613
Due to related parties	71,672	124,293
Sponsor loans	500,000	-
Total current liabilities	1,319,595	219,509

Commitments
Ordinary shares subject to possible redemption, 20,658,955 and 20,427,670 shares at redemption value at September 30, 2019 and December 31, 2018, respectively	206,589,550	204,276,700

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 6,120,045 shares (excluding 20,658,955 shares subject to possible redemption) and 6,351,330 shares (excluding 20,427,670 shares subject to possible redemption) outstanding at September 30, 2019 and December 31, 2018, respectively	612	635
Additional paid-in capital	881,714	3,194,541
Accumulated earnings	4,117,675	1,804,834
Total shareholders’ equity	5,000,001	5,000,010

Total Liabilities and Shareholders’ Equity	$212,909,146	$209,496,219

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Formation and operating costs	$465,393	$205,416	$1,304,512	$212,614
Loss from operations	465,393	205,416	1,304,512	212,614

Other income
Dividend income	1,117,956	-	2,000,881	-
Interest income	-	1,080,211	1,616,472	1,122,633
Total other income	1,117,956	1,080,211	3,617,353	1,122,633

Net income	$652,563	$874,795	$2,312,841	$910,019

Weighted average shares outstanding, basic and diluted	26,729,000	26,729,000	26,729,000	12,648,553

Basic and diluted net income per ordinary share	$0.02	$0.03	$0.09	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Earnings	Equity

Balance as of January 1, 2019	6,351,330	$635	$3,194,541	$1,804,834	$5,000,010

Reclassification of ordinary shares subject to possible redemption	(231,285)	(23)	(2,312,827)	-	(2,312,850)

Net income	-	-	-	2,312,841	2,312,841

Balance as of September 30, 2019	6,120,045	$612	$881,714	$4,117,675	$5,000,001

			Additional	Accumulated	Total
	Ordinary Shares		Paid-in	Earnings	Shareholders’
	Shares	Par Value	Capital	(Deficit)	Equity (Deficit)

Balance as of January 1, 2018	4,312,500	$431	$24,569	$(28,513)	$(3,513)

Return of Insider Shares in connection with the downsized offering on June 1, 2018	(1,437,500)	(144)	144	-	-

Effectuation of a 1.5-for-1 stock dividend in connection with the upsized offering on June 8, 2018	1,437,500	144	(144)	-	-

Effectuation of a 1.2-for-1 stock dividend in connection with the upsized offering on June 19, 2018	862,500	86	(86)	-	-

Sale of 18,000,000 Units on June 22, 2018 through public offering	18,000,000	1,800	179,998,200	-	180,000,000

Sale of 475,000 Private Placement Units on June 22, 2018	475,000	48	4,749,952	-	4,750,000

Issuance of Representative Shares on June 28, 2018	375,000	38	3,749,962	-	3,750,000

Sale of Over-Allotment Units to underwriters on June 28, 2018	2,700,000	270	26,999,730	-	27,000,000

Sale of Private Units on June 28, 2018	54,000	5	539,995	-	540,000

Underwriters’ discount	-	-	(4,140,000)	-	(4,140,000)

Other offering expenses	-	-	(4,453,124)	-	(4,453,124)

Reclassification of ordinary shares subject to possible redemption	(20,335,338)	(2,034)	(203,351,346)	-	(203,353,380)

Net income				910,019	910,019

Balance as of September 30, 2018	6,443,662	$644	$4,117,852	$881,506	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$2,312,841	$910,019
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest received (earned) on investment held in Trust Account	154,618	(1,122,633)
Changes in current assets and current liabilities:
Prepaid assets	(5,133)	(38,542)
Accounts payable and accrued expense	120,017	18,663
Deferred fees	532,690	-
Due to related parties	(52,621)	97,903
Net cash provided by (used in) in operating activities	3,062,412	(134,590)

Cash Flows from Investing Activities:
Proceeds from sale and redemption of investment held in Trust Account	209,072,910	-
Purchase of investment held in Trust Account	(212,844,881)	(206,999,990)
Net cash used in investing activities	(3,771,971)	(206,999,990)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ fees	-	203,400,000
Proceeds from private placement	-	4,750,000
Proceeds from Sponsor loan	500,000	253,500
Repayment of Sponsor loan	-	(300,000)
Payments of offering costs	-	(636,902)
Net cash provided by financing activities	500,000	207,466,598

Net Change in Cash	(209,559)	332,018
Cash - Beginning	252,927	1,500
Cash - Ending	$43,368	$333,518

Supplemental Disclosure of Non-cash Financing Activities:
Increase in due to related parties for offering costs charged to additional paid in capital	$-	$1,222
Reclassification of ordinary shares subject to possible conversion	$2,312,850	$203,353,380

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Note 1 - Organization and Business Operations

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

As of September 30, 2019, the Company had not yet commenced any operations generating revenue. All activity through September 30, 2019 relates to the Company’s formation, the Initial Public Offering (as defined below), the search for prospective targets to effect a Business Combination, and consummating the aforementioned Business Combination (as described in Initial Business Combination section of Note 1). The Company has selected December 31 as its fiscal year end.

Financing

The registration statements for the Company’s initial public offering (“Initial Public Offering” or the “IPO”) were declared effective on June 19, 2018. On June 22, 2018, the Company consummated the Initial Public Offering of 18,000,000 units (“Units” or “Public Units” and, with respect to the ordinary shares included in the Public Units being offered, the “Public Shares”), generating gross proceeds of $180,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 475,000 units (the “Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor (the “Sponsor”), generating gross proceeds of $4,750,000, which is described in Note 4.

Contained in the underwriting agreement for the Initial Public Offering was an overallotment option allowing the underwriters to purchase from the Company up to an additional 2,700,000 Public Units and the sale to the Sponsor of an additional 54,000 Private Units at $10.00 per Unit (as described in Note 3 - Initial Public Offering and Note 4 - Private Placements).

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

The ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such a Business Combination and a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (defined in Note 5- Related Party Transactions) have agreed to vote their initial shares and private shares, as well as any public shares acquired in or after the Initial Public Offering, in favor of any proposed business combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

On April 15, 2019, the Company entered into a Business Combination Agreement (as may be amended from time to time, the “Business Combination Agreement”) with Brooge Holdings Limited, a Cayman Islands exempted company (“Pubco”), Brooge Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“Merger Sub”), Brooge Petroleum And Gas Investment Company FZE, a company formed under the laws of the Fujairah Free Zone, UAE (“BPGIC”), and each of the holders of BPGIC’s outstanding capital shares that become parties to the Business Combination Agreement by executing a joinder agreement to the Business Combination Agreement (a “Joinder”). On May 10, 2019, BPGIC’s sole shareholder, Brooge Petroleum and Gas Investment Company (BPGIC) PLC (“Seller”), executed and delivered to the Company, BPGIC and Pubco, a Joinder.

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

The total consideration to be paid by Pubco to Seller will be 100,000,000 Pubco ordinary shares, subject to reduction to the extent that BPGIC elects for the Sellers to receive a portion of the consideration for the purchased shares as cash in lieu of receiving Pubco ordinary shares in an amount not to exceed 40% of the Closing Net Cash (as defined in the Business Combination Agreement); provided that 20,000,000 of the Pubco shares otherwise issuable to Seller at the Closing will be set aside in escrow and delivered to the escrow agent at the Closing, with such escrow shares subject to vesting and potential forfeiture based on terms set forth in an escrow agreement mutually agreed by the Company and BPGIC (the “Escrow Agreement”). In addition, the Initial Shareholders of the Company have agreed to forfeit 20% of the ordinary shares of the Company they received prior to the Initial Public Offering (the “Founder Shares”) at the Closing and escrow 30% of their Founder Shares at the Closing, subject to the same vesting and forfeiture conditions as the Seller.

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

On September 16, 2019, the Company, Pubco, BPGIC and Seller entered into an amendment to the Business Combination Agreement in order to, among other things, provide for the following: (i) the extension of the Outside Date from “August 31, 2019” to “December 22, 2019”; (ii) the addition of a termination right exercisable by either the Company or BPGIC, if the first preliminary registration statement is not submitted to the SEC by or on September 30, 2019, provided that such termination right shall cease upon the submission of such preliminary registration statement to the SEC after September 30, 2019; and (iii) the revision of the proposed terms of the post-closing voting agreement in favor of Seller, which is to be entered into by the Company’s sponsor and certain other Initial Shareholders of the Company, to provide that the voting rights and restrictions thereunder shall apply to the Pubco ordinary shares and other voting securities of Pubco issuable to such shareholders upon the conversion or exercise of their (x) Founder Shares, (y) the shares comprising or underlying the Private Units of the Company that were issued to such Initial Shareholders in the Private Placements concurrently with the Company’s Initial Public Offering and (z) the securities of the Company and Pubco that such Initial Shareholders acquire or agree to acquire prior to the Closing.

On September 27, 2019, Pubco filed with the SEC a registration statement on Form F-4 (as amended, the “ Registration Statement ”), which included a preliminary proxy statement of the Company and a prospectus in connection with the proposed Business Combination involving the Company, Pubco, BPGIC and Seller. Following the effectiveness of the Registration Statement, the Company will mail a definitive proxy statement and other relevant documents to its shareholders as of a record date to be established for voting on the Business Combination.

On October 8, 2019, the Company and Pubco filed an updated investor presentation with the SEC to be used in connection with the transactions contemplated by the Business Combination Agreement.

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

Liquidity

As of September 30, 2019, the Company had cash outside the Trust Account of $43,368 available for working capital needs. All remaining cash and securities were held in the Trust Account and is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Public Shares. As of September 30, 2019, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through September 30, 2019, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares, advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the IPO (as described in Note 5) and the remaining net proceeds from the IPO and Private Placement (as described in Note 3 and 4).

On April 4, 2019, the Company issued a Convertible Note (as described in Note 5) in the principal amount of up to $500,000 to the Sponsor, the balance of which will be repaid promptly after the date on which the Company consummates a Business Combination. In the event that the Company is unable to consummate a Business Combination, the loans must be repaid to the extent that the Company is financially able to do so with cash at its disposal outside of the Trust Account. As of September 30, 2019, the Sponsor had funded an aggregate amount of $500,000 to the Company pursuant to the Convertible Note.

On October 21, 2019, the Company issued a Non-Convertible Note (as described in Note 5) in the principal amount of up to $300,000 to the Sponsor, the balance of which will be repaid promptly after the date on which the Company consummates a Business Combination. In the event that the Company is unable to consummate a Business Combination, the loans must be repaid to the extent that the Company is financially able to do so with cash at its disposal outside of the Trust Account. As of October 25, 2019, the Sponsor had funded an aggregate amount of $200,000 to the Company pursuant to the Non-Convertible Note.

The Company’s working capital consists of the $43,368 outside of our Trust Account as of September 30, 2019. The Company may also draw down on up to $300,000 in loans from the Sponsor pursuant to the Non-Convertible Note issued on October 21, 2019. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s Business Combination plans. The Company cannot provide assurance that the Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Note 2 - Significant Accounting Policies

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. Accordingly, offering costs totaling $8,593,124 have been charged to shareholders’ equity during the year ended December 31, 2018 (consisting of $4,140,000 in underwriters’ fees, plus $703,124 of other cash expenses, and a non-cash charge of $3,750,000 to record the fair value of the representative shares (as described in Note 7 - Commitments & Contingencies)).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $43,368 of cash held outside of the Trust Account as of September 30, 2019 and $252,927 as of December 31, 2018. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

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

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 -	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties and Sponsor loans are estimated to approximate the carrying values as of September 30, 2019 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value as of September 30, 2019.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Fund held in Trust Account	$212,845,645	$212,845,645	$-	$-
	$212,845,645	$212,845,645	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$764	$764	$-	$-
U.S. Treasury Securities held in Trust Account	209,227,528	-	209,227,528	-
	$209,228,292	$764	$209,227,528	$-

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2019 and December 31, 2018, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Warrants and Rights

Since the Company is not required to net cash settle the Warrants and Rights (as defined in Note 3 - Initial Public Offering) and the Warrants and Rights are exercisable or convertible upon the consummation of an initial Business Combination, the management determined that the Warrants and Rights will be classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale will be allocated to Public Shares, Warrants, and Rights based on the relative fair value of the securities in accordance with 470-20-30. The value of the Public Shares, Warrants, and Rights will be based on the closing price paid by investors.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares issued and outstanding for the periods. In accordance with SAB Topic 4.D and ASC 260-10-55-12, weighted average shares were retrospectively stated for the 1,437,500 ordinary shares cancelled on June 1, 2018, effectuation of a 1.5-for-1 stock dividend on June 8, 2018, and effectuation of a 1.2-for-1 stock dividend on June 19, 2018 (see Note 5). In accordance with ASC 260-10-45-13, weighted average shares were reduced for the effect of up to an aggregate of 50,000 ordinary shares that are subject to forfeiture by the underwriter on a pro rata basis with the initial shareholders in the event that the initial shareholders are required to forfeit or transfer any Insider Shares to third parties for no consideration or otherwise restructure the terms of such shares in connection with the initial Business Combination. At September 30, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary shares for the periods presented.

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

Note 3 - Initial Public Offering

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

Note 4 - Private Placements

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

Note 5 - Related Party Transactions

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

Related Party Advances

As of September 30, 2019 and December 31, 2018, the amount due to related parties was $71,672 and $124,293, respectively. The amount includes unpaid reimbursements for travel and business expenses incurred by the officers on behalf of the Company.

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

On April 4, 2019, the Company issued an unsecured promissory note (the “Convertible Note”) in the principal amount of up to $500,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of the Company’s initial Business Combination. In the event that the Company is unable to consummate a Business Combination, the loans must be repaid to the extent that the Company is financially able to do so with cash at its disposal outside of the Trust Account. The Sponsor has the option to convert any unpaid balance of the Convertible Note into units, each unit consisting of one ordinary share of the Company, one warrant exercisable for one ordinary share of the Company and one right to receive one-tenth (1/10) of one ordinary share of the Company upon the consummation of an initial Business Combination, based on a conversion price of $10.00 per unit. The terms of any such units shall be identical to the terms of the units issued pursuant to the private placement that was consummated by the Company in connection with the Company’s Initial Public Offering.

As of September 30, 2019, the Sponsor had funded an aggregate amount of $500,000 to the Company pursuant to the Convertible Note.

On October 21, 2019, the Company issued an unsecured promissory note (the “Non-Convertible Note”) in the principal amount of up to $300,000 to the Sponsor. The Non-Convertible Note bears no interest and is repayable in full upon consummation of the Company’s initial Business Combination. In the event that the Company is unable to consummate a Business Combination, the loans must be repaid to the extent that the Company is financially able to do so with cash at its disposal outside of the Trust Account.

As of October 25, 2019, the Sponsor had funded an aggregate amount of $200,000 to the Company pursuant to the Non-Convertible Note.

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

Note 6 - Investment Held in Trust Account

The Company received $210,844,000 from investment in U.S. Treasury Securities which were matured on April 25, 2019. The proceeds received were reinvested in the Money Market Funds. As of September 30, 2019, investment in the Company’s Trust Account consisted of $212,845,645 in Money Market Fund. As of December 31, 2018, investment in the Company’s Trust Account consisted of $764 in U.S. Money Market and $209,227,528 in U.S. Treasury Securities. The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on September 30, 2019 and December 31, 2018 are as follows:

	Carrying Value as of September 30, 2019	Gross Unrealized Holding Gain	Fair Value as of September 30, 2019
Money Market Fund	$212,845,645	$-	$212,845,645
	$212,845,645	$-	$212,845,645

	Carrying Value as of December 31, 2018	Gross Unrealized Holding Gain	Fair Value as of December 31, 2018
Cash held in Trust Account	$764	$-	$764
U.S. Treasury Securities	209,227,528	25,362	209,252,890
	$209,228,292	$25,362	$209,253,654

Note 7 - Commitments & Contingencies

Deferred Fees

The Company has committed to pay its attorney deferred legal fees upon the consummation of the Initial Business Combination relating to legal services performed in connection with the proposed business combination. An aggregate of $562,303 and $29,613 have been accrued in the accompanying balance sheets as of September 30, 2019 and December 31, 2018, respectively, and are due and payable upon consummation of business combination. In the event that the Company is unable to consummate a business combination, as described in the prospectus relating to the IPO, the deferred fees will not be paid.

Registration Rights

Pursuant to a registration rights agreement entered into on June 19, 2018, the holders of the Insider Shares, Private Units (and their underlying securities), Representative Shares (as a defined below) and any Units that may be issued upon conversion of the Working Capital Loans (and their underlying securities) will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 8 - Shareholder’s Equity

Ordinary Shares - The Company is authorized to issue a total of 200,000,000 ordinary shares of a par value of $0.0001 each. As of September 30, 2019 and December 31, 2018, the Company has issued an aggregate of 6,120,045 and 6,351,330 ordinary shares, respectively, excluding 20,658,955 and 20,427,670 shares of ordinary shares subject to possible redemption.

Preferred Shares - The Company is authorized to issue a total of 2,000,000 preferred shares of a par value of $0.0001 each. At September 30, 2019 and December 31, 2018, there were no shares of preferred shares issued or outstanding.

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

Note 9 – Subsequent Events

On October 21, 2019, the Company issued a Non-Convertible Note (as described in Note 5) in the principal amount of up to $300,000 to the Sponsor, the balance of which will be repaid promptly after the date on which the Company consummates a Business Combination. In the event that the Company is unable to consummate a Business Combination, the loans must be repaid to the extent that the Company is financially able to do so with cash at its disposal outside of the Trust Account. As of October 25, 2019, the Sponsor had funded an aggregate amount of $200,000 to the Company pursuant to the Non-Convertible Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of September 30, 2019, a total of $212,845,645 was held in a trust account established for the benefit of the Company’s public shareholders, which included $207,000,000 of the net proceeds from the IPO (including the full exercise of the over-allotment option) and the Private Placements and subsequent interest and dividend income.

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

For the three months ended September 30, 2019, we had a net income of $652,563, which was comprised of dividend income of $1,117,956, net of operating costs of $465,393.

For the three months ended September 30, 2018, we had a net income of $874,795, which was comprised of interest income of $1,080,211, net of operating costs of $205,416.

For the nine months ended September 30, 2019, we had a net income of $2,312,841, which was comprised of interest and dividend income of $3,617,353, net of operating costs of $1,304,512.

For the nine months ended September 30, 2018, we had a net income of $910,019, which was comprised of interest income of $1,122,633, net of operating costs of $212,614.

Liquidity and Capital Resources

As of September 30, 2019, we had cash outside our Trust Account of $43,368, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the IPO and the remaining net proceeds from the IPO and Private Placement. Additionally, as of September 30, 2019, our Sponsor had loaned to us an aggregate of $500,000 pursuant to the Convertible Note, which will be repaid promptly after the date to which we consummate a Business Combination.

On October 21, 2019, we issued the Non-Convertible Note (see Note 5) in the principal amount of up to $300,000 to the Sponsor. The Non-Convertible Note bears no interest and is repayable in full upon consummation of the Company’s initial Business Combination.

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

We anticipate that the approximately $43,368 outside of our Trust Account as of September 30, 2019 will not be sufficient to allow us to operate before a business combination is consummated or our automatic winding up, dissolution and liquidation. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial Business Combination with and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Financing Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All activity through September 30, 2019 related to our formation, Initial Public Offering, search for prospective targets to effect a business combination and negotiating the terms of the initial Business Combination. We did not have any financial instruments that were exposed to market risks at September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC on March 29, 2019 except as we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds from the Public Offering

On June 22, 2018, the Company consummated its Initial Public Offering in which it sold 18,000,000 Units, with each Unit consisting of one ordinary share, one right to receive 1/10 of one ordinary share, and one warrant to purchase one ordinary share at a price of $11.50 per share. The Units in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately $180,000,000.

On June 28, 2018, the Company consummated the sale of an additional 2,700,000 Units, with each Unit consisting of one ordinary share, one right to receive 1/10 of one ordinary share, and one warrant to purchase one ordinary share at a price of $11.50 per share, pursuant to the underwriters’ over-allotment exercise. The additional Units in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating additional total gross proceeds of approximately $27,000,000.

The securities sold in the Public Offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-225352 and 333-225732). The SEC declared the registration statements effective on June 19, 2018.

In connection with the Initial Public Offering, the Company incurred offering costs of $8,593,124 (consisting of $4,140,000 in underwriters’ fees, plus $703,124 of other cash expenses, and a non-cash charge of $3,750,000 to record the fair value of the representative shares (as described in Note 7 - Commitments & Contingencies)). Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering. Prior to the closing of the Initial Public Offering, the Sponsor had made $300,000 in loans to the Company. The Company repaid the Sponsor in full with $300,000 from the proceeds of the Initial Public Offering not being placed in the Trust Account on June 22, 2018.

After deducting the underwriting fee, the Initial Public Offering expenses and repayment of the Sponsor Loan, the total net proceeds from our Initial Public Offering and the Private Placement Units was $207,464,150 of which $207,000,000 was placed in the Trust Account. As of September 30, 2019, $43,368 in cash was held outside the Trust Account and can be used to fund the Company’s operating expenses. The net proceeds of the Initial Public Offering and the sale of the Private Units are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Promissory Note, dated October 21, 2019, issued to Twelve Seas Sponsors I LLC.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWELVE SEAS INVESTMENT COMPANY

Dated: October 25, 2019	/s/ Dimitri Elkin
	Name:	Dimitri Elkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: October 25, 2019	/s/ Stephen N. Cannon
	Name:	Stephen N. Cannon
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)